Form 10-K
RESIDENTIAL ASSET MORT PROD INC GMACM HOME EQ LN TR 2004 HE1
filed 2005-03-31
CIK 1285004

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number: 333-110437-07


        GMACM Home Equity Loan Trust
        Home Equity Loan-Backed Variable Pay Revolving Rates
        Series 2004-HE1

     (Exact name of registrant as specified in its charter)


      Nw York                                          N/A
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5.  Market for Registrant's Common Equity and Related Matters.

          (a) There is no established public trading market for the Securities.

              The remaining information is not provided pursuant to no action request.

          (b) Not applicable.

          (c) Not applicable.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      (a) GMAC Mortgage Corporation as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.



      (a) GMAC Mortgage Corporation as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.



      (a) GMAC Mortgage Corporation as Servicer <F1>




     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    GMACM Home Equity Loan Trust
    Home Equity Loan-Backed Variable Pay Revolving Rates
    Series 2004-HE1
    (Registrant)


  Signed: Residential Asset Mortgage Products, Inc. as Depositor

  By: Patricia C. Taylor, Vice President

  By: /s/ Patricia C. Taylor, Vice President

  Dated:  3/31/05


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Exhibit 31.1

                                  Certification

I, Tony Renzi, Executive Vice President of GMAC Mortgage Corporation, certify that:

1. I have reviewed the annual report on Form 10-K for the fiscal year 2004, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by that annual report, of GMACM Home Equity Loan Trust 2004- HE1 (the "Trust"), the assets of which are serviced pursuant to the Servicing Agreement dated March 30, 2004 (the "Servicing Agreement") among the Trust, GMAC Mortgage Corporation (the "Servicer") and Wells Fargo Bank, N.A. (the "Indenture Trustee");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by that annual report;

3. Based on my knowledge, the servicing information required to be provided to the Indenture Trustee by the Servicer under the Servicing Agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the Servicer under the Servicing Agreement and based upon my knowledge and the review required under the Servicing Agreement, and, except as disclosed in the report, the Servicer has fulfilled its obligations under the Servicing Agreement; and

5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant , after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers, or similar procedure, as set forth in the Servicing Agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, N.A. and GMAC Mortgage Corporation.




IN WITNESS WHEREOF, I have duly executed this certificate as of March 31, 2005.
____________________________*

Name: /s/ Tony Renzi
Title:  Executive Vice President

* to be signed by the senior officer in charge of the servicing functions of the Servicer





  EX-99.1
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
125 High Street
Boston. MA 02110-1707
Telephone (617) 530 5000
Facsimile (617) 530 5001
www.pwc.com


Report of Independent Auditors



To the Board of Directors and Stockholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit 1).


As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination.


Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.


In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 18, 2005




(logo) GMAC Mortgage

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 18, 2005



As of and for the year ended December 31, 2004, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $300,000,000 and $100,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive 0fficer
GMAC Residential Holding Corp


/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp


/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp


/s/ Jim Hillsman
Jim Hillsman
Chief Financial Officer
GMAC Residential Holding Corp



GMAC Mortgage
Finance Department
4 Walnut Grove Drive
Horsham, PA 19044





  EX-99.2
(logo) GMAC Mortgage

Exhibit 1


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 18, 2005



As of and for the year ended December 31, 2004, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $300,000,000 and $100,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive 0fficer
GMAC Residential Holding Corp


/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp


/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp


/s/ Jim Hillsman
Jim Hillsman
Chief Financial Officer
GMAC Residential Holding Corp



GMAC Mortgage
Finance Department
4 Walnut Grove Drive
Horsham, PA 19044




  EX-99.3
(logo) GMAC Mortgage


OFFICER'S CERTIFICATE


GMAC MORTGAGE CORPORATION


I, William J. Maguire, hereby certify that I am the duly elected Senior Vice President of GMAC Mortgage Corporation (the "Servicer"), a corporation organized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:


1. A review of the activities of the Servicer during the calendar year beginning January 1, 2004 and ending on December 31, 2004 (the "Calendar Year") and of its performance under the servicing agreements, including the servicing agreement dated as of March 30, 2004 (the "Servicing Agreement"), by and among the Servicer, the Issuer, and the Indenture Trustee, has been made under my supervision.


2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.



Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.


IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.


Dated: March 31, 2005
Re: GMACM Home Equity Loan Trust 2004-HE1
GMAC MORTGAGE CORPORATION


By: /s/ William J. Maguire
Name: William J. Maguire
Title: Senior Vice President



500 Enterprise Road
Suite 150
Horsham, PA 19044


  EX-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class       Interest        Principal     Losses          Ending Balance

   A-1       7,193,302.08             0.00          0.00           595,000,000.00
   A-2       4,651,463.89             0.00          0.00           380,000,000.00
   A-3       3,716,458.10             0.00          0.00           284,311,000.00
   Variable
   Pay
   Revolving
   Notes       260,440.80    25,693,692.56          0.00             9,909,512.65
